Form 10-Q/A
period 2010-09-30
Dunhuang Treasures Ltd
filed 2011-05-26
CIK 1499324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A (amendment 1)

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

DUNHUANG TREASURES LIMITED

Dated: May 25, 2011	By:	/s/ Jeremy Mork
Jeremy Mork
President and Director
Principal Financial and Accounting Officer and duly authorized officer